Form 10KSB
period 2004-12-31
Pegasus Air Group, Inc.
filed 2005-04-07
CIK 1302409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                       Commission file number: 333-118862

                             PEGASUS AIR GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   NEVADA                              20-0575642
           ----------------------               ----------------------
      (State or other jurisdiction of   (I.R.S. Employer Identification Number)
                    incorporation)


               7475 Skillman, Suite C-102 Dallas, Texas         75231
         --------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)


      Registrant's telephone number, including area code: (214) 979-0100

                    Securities registered pursuant to Section
                                12(b) of the Act:

          Title of each class Name of each exchange on which registered
                                      NONE

                    Securities registered pursuant to Section
                                12(g) of the Act:

                         Common Stock, $0.001 par value
                     ---------------------------------------
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The Registrant's revenues for its fiscal year ended December 31, 2004 were $-0-.

The aggregate market value of the voting stock on March 1, 2005 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $5,950,000 based upon the offering price for such Common Stock as priced in an ongoing offering on said date ($0.25). On such date, there were 27,000,000 shares of Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No


TABLE OF CONTENTS

RISK FACTORS..................................................................3

PART I........................................................................8
     Item 1.  Description of Business.........................................8
     Item 2.  Description of Property........................................11
     Item 3.  Legal Proceedings..............................................11
     Item 4.  Submission of Items to a Vote of Security Holders..............12

PART II......................................................................12
     Item 5.  Market for Common Equity and Related Stockholder Matters.......12
     Item 6.  Management's Discussion and Analysis or Plan of Operation......12
     Item 7.  Financial Statements...........................................17
     Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................18
     Item 8A. Controls and Procedures........................................18

PART III.....................................................................18
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..............18
     Item 10. Executive Compensation.........................................19
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management.....................................................20
     Item 12. Certain Relationships and Related Transactions.................22
     Item 13. Exhibits and Reports on Form 8-K...............................22
     Item 14. Principal Accountant Fees and Services.........................22

SIGNATURES...................................................................23

INDEX TO FINANCIAL STATEMENTS................................................F1

     This report includes statements that are based on forecasts and intentions concerning our operations, capital requirements, economic performance and financial condition, in particular, statements regarding intended plans for future operations and expectations of future operating performance. Such statements are subject to various risks and uncertainties. Actual results may differ, and could differ materially, from those currently anticipated due to a number of factors, including those under the Risk Factors set forth below.

                                  RISK FACTORS

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY FOR YOU TO EVALUATE OUR BUSINESS.

     Our business was incorporated in the State of Nevada on December 19, 2003, and as a result is only in the very early stages of development. Because we have no operating history, it is difficult to evaluate our business and future prospects. An investor should also consider the uncertainties and difficulties frequently encountered by companies, such as ours, in their early stages of development. Our revenue and income potential is unproven and our business model is still emerging. If our business model does not prove to be profitable, investors may lose all of their investment.


WE HAVE INCURRED OPERATING LOSSES SINCE THE INCEPTION OF OUR BUSINESS, AND ANTICIPATE CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

     As of December 31, 2004, we had no revenues and an accumulated deficit of ($43,131). We have not achieved profitability and expect to continue to incur net losses throughout fiscal 2004 and subsequent fiscal periods. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.

     Furthermore, we anticipate we will need to raise a minimum of $150,000 either through the sale of the units being offered and/or through other outside sources over the course of the next 12 months just to remain a public company and achieve a minimal level of operations. Failure to raise the necessary funds or refusal by Management to continue funding our minimum financial requirements would result in you losing your entire investment.


WE ARE DEPENDENT UPON OUR MANAGEMENT TEAM TO FUND OUR ONGOING OPERATIONS, AND CANNOT BE CERTAIN THAT FUTURE FINANCING WILL BE AVAILABLE TO US ON ACCEPTABLE TERMS WHEN WE NEED IT.

     We currently do not have enough working capital to satisfy our capital needs. We are currently dependent upon our management team to fund our ongoing operations. Additionally, we can give no assurances that we will be able to sell any portion of this offering or that management will continue to fund our ongoing operations. This, along with the possibility of other factors and circumstances we cannot predict, may require us to seek additional financing faster than anticipated. We can give no assurances that such financing would be on acceptable terms, if available at all.


WE MAY NEVER HAVE ADEQUATE FUND TO COMMENCE OPERATIONS OR COVER THE COSTS ASSOCIATED WITH THIS OFFERING.

     We cannot make any assurances that we will be able to sell any of the units being sold through this offering. Nor can we make any assurances that in the event we cannot sell the units being offered that we will be able to obtain adequate funding from other outside sources. As such, we may never be able to commence operations or be able to cover the costs associated with this offering and you could lose your entire investment.


WE WILL PROBABLY NEED TO RAISE ADDITIONAL FUNDS PRIOR TO OBTAINING OUR FIRST LIGHT JET.

     It is very likely that we will need to raise additional funds prior to acquiring our first light jet. We anticipate we will need approximately $1 million in additional funding, assuming we are able to sell all of the units being offered, prior to acquiring our first light jet. While it is likely that this funding would come from the exercise of warrants (assuming we are able to sell a portion of the units being offered), the private sale of equity securities, or debt funding, we can give no assurances that such funding will be available on acceptable terms, if available at all.


OUR OFFICERS AND DIRECTORS WILL ONLY DEVOTE A LIMITED AMOUNT OF TIME TO PEGASUS AIR GROUP. THEIR DIVIDED INTERESTS MAY HINDER PEGASUS'S ABILITY TO GENERATE REVENUE. YOU MAY LOSE YOUR ENTIRE INVESTMENT.

     The officers and directors of Pegasus have other business interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve as directors. The officers and directors will devote approximately 20% of their time, or between five to ten hours a week, to the business of Pegasus. As a result Pegasus will not receive the undivided attention of its officers and directors that competitors to Pegasus receive from their respective officers and directors. This could result in missed business opportunities and worse-than-expected operating results.


MANAGEMENT'S INEXPERIENCE MAY LIMIT OUR ABILITY TO GENERATE REVENUES. WE MAY NEVER ACHIEVE SUCCESSFUL OPERATIONS.

     Management has never operated in the aircraft charter industry. This lack of experience may result in Pegasus needing to employ outside experts that have such experience. The additional cost could result in a net operating loss and, ultimately, could result in Pegasus's failure.


AIRCRAFT ACCIDENTS OR INCIDENTS MAY DECREASE OUR ABILITY TO BROKER CHARTERS. WE MAY NOT GENERATE SUFFICIENT REVENUE TO COMMENCE OPERATIONS.

     Aircraft accidents/incidents, especially private jet accidents, could result in customers avoiding the use of private jets, which in turn could cause a significant negative impact on Pegasus's revenues, if any are ever generated.


THE CONTINUED THREAT OF TERRORIST ACTIONS MAY RESULT IN LESS DEMAND FOR CHARTER FLIGHTS. OUR REVENUE MAY BE ADVERSELY AFFECTED AND WE MAY NEVER ACHIEVE SUCCESSFUL OPERATIONS.

     Terrorist actions involving public and private aircraft may have a significant impact on Pegasus. The result of these actions could be that individuals and corporations stop using charter aircraft. In this event, Pegasus would be unable to continue operations.

WE COULD BE ADVERSELY AFFECTED BY INCREASES IN FUEL PRICES ONCE WE COMMENCE FLIGHT OPERATIONS.

     Our planned aircraft chartering operations could be significantly affected by the availability and price of jet fuel once we initiate flight operations. A significant increase in jet fuel prices would most likely have a material impact on our profitability unless we are able to pass on such costs to our customers. Due to the competitive nature of the industry, our ability to pass on increased fuel prices by increasing charter rates is uncertain. Likewise, any potential benefit of lower fuel prices may be offset by increased competition and lower revenues by aircraft charter businesses in general.

     While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are new outbreaks of hostilities or other conflicts in oil producing areas or elsewhere, there could be reductions in the availability of jet fuel or significant increases in its cost our business, as well as that of the entire travel industry, would be adversely affected.


THE AIRLINE INDUSTRY IS FIERCELY COMPETITIVE.

     We compete with national airlines, regional airlines, other charter carriers, fractional jet ownership operators, and particularly on shorter routes, ground transportation. Most of our competitors have been in business far longer than we have and have significantly greater financial stability and access to capital markets. There is no assurance will be able to successfully compete in this industry.


OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.

     Aircraft operators, including charter carriers, are subject to extensive regulatory requirements that result in significant costs. For example, the Federal Aviation Administration (FAA) from time to time issues directives and other regulations relating to the maintenance and operation of aircraft, and compliance with those requirements drives significant expenditures. These requirements cover, among other things, modifications to existing aircraft components, as well as maintenance issues. We expect to continue incurring expenses to comply with these requirements and other FAA regulations.

     Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of our operations or reduce overall revenues. We cannot provide assurances that laws or regulations enacted in the future will not adversely affect our revenues and future profitability.


WE DO NOT HAVE A MARKET IN OUR SECURITIES. IF OUR COMMON STOCK HAS NO ACTIVE TRADING MARKET YOU MAY NOT BE ABLE TO SELL YOUR SHARES OF COMMON STOCK AT ALL.

     We do not have a public market for our common shares. While we intend to have our common stock listed on the OTC Bulletin Board, we cannot give any assurances that our common stock will ever be approved for trading by the National Association of Securities Dealers (NASD). Also, we cannot give any assurances that if it is approved for listing on the OTC Bulletin Board, or other similar secondary marketplace, that a public market will ever develop. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

THE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE COULD DEPRESS THE MARKET FOR OUR COMMON STOCK, SHOULD ONE EVER DEVELOP.

     The timing and amount of sales of shares covered by this registration statement could have a depressive effect on the market price of our common stock, should a market ever develop. Furthermore, in the event a market does develop for our common shares, the possibility that a substantial number of other shares of our common stock may become tradable in the public market may also adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of equity securities. Apart from the shares covered by this registration statement, the following issued and outstanding shares of our common stock will be eligible for sale in the public market, should such a market ever develop, at the following times, subject to certain volume and other restrictions under Rule 144 of the Securities Act:

-     -0- shares are presently free-trading;

-     20,592,000 shares become eligible for resale on December 20, 2004;

- 2,500,000 shares held by our affiliate Stag Financial Group, Inc. become eligible for Rule 144 provisional resale on December 20, 2004; and

- 700,000 shares become eligible for resale on December 20, 2005 (unless the current members of our Board of Directors, who currently own these restricted shares, decide to step down, then some or all of these shares could become eligible for resale as early as December 20, 2004).

     While we cannot predict the effect, if any, that sales of these shares or the availability of these shares for sale will have on the market prices then prevailing, if a market ever develops for our common stock, it is possible that any such sales could have a severe and depressing effect on our then prevailing market prices, which could cause investors to lose some, if not all, of their investment while inhibiting our ability to raise capital through the equity marketplace.


WE HAVE ANTI-TAKEOVER PROVISIONS WHICH MAY MAKE IT DIFFICULT TO REPLACE OR REMOVE OUR CURRENT MANAGEMENT.

     Our Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors may, without requiring shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting or other rights which could supercede and/or adversely affect the voting power and/or other rights of the holders of our common stock. The ability of our Board of Directors to issue preferred stock may prevent any shareholder attempt to replace or remove current management and/or could make it extremely difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.


OUR INDEPENDENT AUDITOR'S OPINION CONTAINS A "GOING CONCERN" QUALIFICATION.

     The auditor's opinion to our financial statements indicates that it was prepared on the assumption that we continue as a going concern. See "Independent Auditors' Report" on page F-2. The auditor notes that we remain a development stage company and that we are dependent upon our management and our ability to meet future financing requirements which are paramount to the success of our future operations. We believe we are taking the steps necessary towards implementing our business plan and are working towards generating sufficient financing and revenues that will lead to the elimination of such qualification from our audited statements. However, there can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated or sustained in the future.


WE MAY NOT BE ABLE TO ABSORB THE EXPENSE OF BEING A PUBLIC COMPANY.

     There are a number of expenses involved with being a public company, including the cost of annual financial audits, legal fees and maintaining current filings with the Securities and Exchange Commission. We estimate these expenses aggregate up to $100,000 per fiscal year for a company of our size. At the present time Management is absorbing these expenses. Any advances made to Pegasus by Management to cover these expenses will be in the form of a promissory note or a private sale of our restricted common stock. As of September 30, 2004, Pegasus has been provided with $2,000 in the form of a promissory note payable bearing no interest to cover cash shortfalls. However, we can give no assurances that Management will continue to absorb these expenses or that we will be able to raise sufficient funds from outside sources to absorb these expenses. As such, should we fail to maintain our status as public company, you may never be able to liquidate any portion of your investment or, ultimately, you could lose your entire investment.


OUR COMMON STOCK IS SUBJECT TO THE PENNY STOCK RULES.

     Because there is no current market established for our common stock, we are subject to the penny stock rules. The SEC has adopted a set of rules called the penny stock rules that regulate broker-dealer securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information regarding transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer to deliver to the customer a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with other information. The penny stock rules require that prior to a transaction in a penny stock, the broker-dealer must determine in writing that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may reduce the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. If a market ever does develop for our common stock, and it should remain subject to the penny stock rules, investors in our common stock may find it more difficult to sell their common stock.


THE SELLING SECURITY HOLDERS MAY HAVE LIABILITY BECAUSE OF THEIR STATUS AS UNDERWRITERS. THEY MAY SUE US IF THERE ARE ANY OMISSIONS OR MISSTATEMENTS IN THE REGISTRATION STATEMENT THAT SUBJECT THEM TO CIVIL LIABILITY.

     Under the Securities Act of 1933, the Selling Security Holders will be considered underwriters of the offering. The Selling Security Holders may have civil liability under Section 11 and 12 of the Securities Act for any omissions or misstatements in the registration statement because of their status as underwriters. We may be sued by Selling Security Holders if omissions or misstatements result in civil liability for them.


FORWARD-LOOKING STATEMENTS.

     This prospectus and registration statement contains certain forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors set forth in this prospectus. You should not place undue reliance on the forward-looking statements in this prospectus and registration statement, which speak only as to the date the statement is made. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition or operating results. In such case, the trading price of our common stock, if a market should ever develop, could decline and you may lose part or all of your investment. The cautionary statements made in this prospectus and registration statement should be read as being applicable to all forward-looking statements wherever they appear in this prospectus and registration statement.


PART I

Item 1. Description of Business

Overview

     We are a holding company involved in the operation of aircraft charter and management, aircraft maintenance and servicing, and aircraft acquisitions and sales. We were incorporated in the state of Nevada on December 19, 2003, and are currently a development stage company.

Our Business Strategy

     Our objective is to build an aircraft charter and management business focusing on three key industry niches:

- Charter and Aircraft Management. Pegasus intends to charter flights for clients who wish to avoid the hassles of commercial air travel and opt for the luxury and convenience of private jet travel. Pegasus intends to arrange for the proper aircraft and flight crew to accommodate the client's budget and special air travel requirements thereby offering the client the best private jet experience possible. Part of these services shall include making sure the client's pre- and post-flight travel experiences are of the same quality and caliber as the flight itself. This includes assuring the client's ground transportation and hotel arrangements are complete and acceptable to the most discriminating standards. Pegasus also intends to offer aircraft management services to clients who wish to maximize the return on their private jet investment while the jet is not in use by the owner. By utilizing such services the client will be able to maximize the downtime of their investment and eliminate the hassle of retaining qualified flight crews, overseeing routine maintenance, etc.;

- Aircraft Maintenance and Servicing. As its business grows Pegasus intends to acquire hanger and office space in Dallas, Los Angeles, Miami, New York, Chicago and Washington, D.C. where it will be able to provide aircraft maintenance, fuel and other services such as flight plan filing. By owning strategic fixed based operations, Pegasus will be able to minimize the direct costs to its own flight operations while offering a secondary source of revenue from other charter operators; and

- Aircraft Acquisitions and Sales. Pegasus intends to act as a broker in the aircraft industry for clients wishing to purchase or sell an aircraft. Pegasus believes that initially targeting the Dallas marketplace - a significant air hub for the entire United States - it will provided with a significant number of opportunities to broker aircraft.

Our Industry Overview

     The charter aviation business is very diversified. Presently, there are no companies that dominate the industry. Most aircraft charter operators own and/or operate less than five aircraft. In essence, the bulk of the industry is comprised of "mom and pop" operators.

     Almost all aircraft charter operators have a single home base of operations for their primary office, aircraft storage and maintenance, and the general commencement point for aircraft charters. Additionally, pilots and crew typically reside in and around the location of the home base.

     Typically, most aircraft that are chartered are twin engine jet aircraft. Depending on the size, classification and configuration of the aircraft, seating can vary from as few as four to more than 200 passengers and flight range can vary from about 1,000 miles on the short-range side to over 6,000 miles on the long-range side. As can be expected with such variations, per hour charter fees can vary from about $1,200 an hour on the low-side for a small, short-range aircraft to over $20,000 an hour for a jumbo-jet, long-haul aircraft.

     Chartered aircraft have the ability to deliver passengers to a much broader range of airports worldwide than commercial flight operators can. This ability to deliver passengers to a small regional or private airport, sometimes significantly closer than the nearest airport serviced by commercial flight operators, can save aircraft charter clients significant time in reaching their ultimate destination.

     The charter aviation business is directly related to and impacted by the health of the world economy. The private jet business expanded during the late 1990s as a result of the boom of the dot-com phenomenon. The wealth generated by successful dot-com companies afforded a number individuals and corporations the opportunity to enjoy the convenience and luxury of private jet travel. The wealth of the dot-com individuals and corporations, and their zeal for private jet travel, also pushed up sales of new and used aircraft and demand for aircraft charters to a level never previously experienced. When the wealth associated with the dot-com industry dissipated, the overall aircraft charter business was negatively impacted as well. Elevated aircraft prices and demand for aircraft charters fell significantly as fewer individuals and corporations could afford and justify private jet travel. Additionally, a significant number of privately owned aircraft came on the marketplace at fire sale prices.

     With the September 11th terrorist attack on New York City, many individuals and corporations are returning to private jet travel for the added safety and convenience it offers. This trend is continuing and the industry appears to be progressively seeing increases in both sales and profitability.


Plan of Operation

     Upon the successful completion of this offering, coupled with any additional funding or donated services from our officers, directors and affiliates, we intend to commence operations.

     During the first three months of commencing operations we intend to focus on preparing the required Standard Operating Procedures (SOPs) manuals and obtaining a Federal Aviation Administration (FAA) Part 135 Certificate. We estimate it will cost us up to $10,000 for completing this objective and obtaining the necessary charter certification.

     Concurrently with obtaining our FAA 135 certification, we shall retain a web design specialist to create a corporate website that will act as an advertising medium for our business as well as provide our clients with the ability to view listings of aircraft that we may have access to that are available for charter and/or sale. A significant portion of our website shall contain a database of aircraft available for charter and sale throughout the United States. We project that it will cost us approximately $5,000 to construct our website and database.

     One of the key points we intend to develop into our website is the ability to identify "dead head" flight legs on previously chartered aircraft and be able to offer our clients discounted one-way aircraft charters on those "dead head" legs. Pegasus anticipates generating a 5% commission for brokering third-party aircraft charters through its website.

     Once our FAA 135 certification and website/database is in place we intend to begin proactively advertising our business. Over the nine-month period after our FAA 135 certification is approved and our website/database is operational we intend to spend between $10,000 and $20,000 on marketing and advertising our business. The exact amount will depend on how much we are able to raise through this offering.

     Our marketing efforts will be aimed at (i) bringing Internet traffic to our website/database ($500), (ii) purchasing an advertisement in the local yellow pages ($2,000), (iii) conduct a direct mailing to targeted individuals and corporations in the Dallas/Ft. Worth Metroplex ($7,500), and, if the budget allows for it, (iv) retain a sales representative to telemarket our charter services to corporate travel agents ($3,500/month).

     After we have successfully started to develop a client base for brokered aircraft charters and the purchase and sale of used aircraft, we intend to focus on developing flight operations using our own aircraft.

     Starting in our second year of operation we intend to lease one to three light jets for charter operations. Light jets such as the Lear 35A or Citation III are the most economical choice for short to mid-range trips. They have an average cruising speed of approximately 500 mph and an average non-stop range of about 1,500 - 2,000 miles. One of the benefits to charter clients using light jets is not only are they economical as far as aircraft charters are concerned, they do not require a large airfield to land or takeoff from, which allows for them to operate out of remote airfields not accessible by larger private jets and larger commercial aircraft.

     In all likelihood we will need to raise additional funds prior to obtaining our first light jet. We estimate it will cost us between $20,000 - 30,000 a month to least just one light jet in addition to retaining flight crews, fuel, maintenance and other operating expenditures. As such, we anticipate seeking up to $1 million in additional funding, either debt and/or equity, after our first year of operations.

     Upon obtaining our first light jet Pegasus intends to lease hanger space at Dallas Love Field. This hanger space shall become Pegasus's primary Fixed Base Operation (FBO) for flight operations, maintenance, fuel, flight plan filing, etc. As its business grows and develops, Pegasus's projects opening additional FBOs in major metropolitan areas, including Los Angeles, Miami, New York, Chicago and Washington, D.C.

     These FBOs will not only provide a "home" for Pegasus's internal flight operations thereby allowing us to minimize the direct costs to our own flight operations, it will offer us a secondary source of revenue from other charter operators who wish to use our facilities and maintenance services for their own aircraft.


Competition

     Competition within the aircraft charter industry is very high. Many competitors have well established relationships with very loyal clients. We do not know the exact number of competitors in the United States, but there are some who offer services to those contemplated during our first year of operation such as Bid Jet Charter, Air Charter Guide, and CharterX. Most of our competitors are better funded, have more experience and established relationships with both clients and providers.

Employees

     As of August 31, 2004, we had 2 part-time employees, Mr. Andrew Jones, our President and Chief Executive Officer, and Mr. Eric Boyer, our Treasurer and Secretary.

     None of our employees are covered by collective bargaining agreements or other employment agreements, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages comprised of Pegasus common stock are competitive and consider relations with our employees to be very good.

Properties

     One of our directors, Andrew Jones, currently provides us with approximately 200 square feet of office space free of charge in an office building he leases near downtown Dallas, Texas. The space is considered class A office space and is in excellent condition. We have no defined limitations on the use of this office space. He has no plans to begin charging us a rent within the next year for the usage of this space.

Intellectual Property

     We currently do not own any trademarks or servicemarks.

Government Regulations

     We operate within a highly regulated industry. Prior to commencing any type of flight operations involving passengers we must obtain authorization under Part 135 of the Federal Aviation Regulations. Part 135 imposes various requirements relating to aircraft maintenance, pilot training, inspections and maintenance of records, supervision and operations. These rules have as their purpose the safety of the flying public. If we do not follow all of the requirements of Part 135, the FAA may ground our aircraft.

     In addition to Part 135, we must also comply with other areas of the Federal Aviation Regulations such as Section 61, which oversees certification, pilots, flight instructors and ground instructions, and Section 91, which encompasses general operating and flight rules.

     The FAA is continually striving to improve aviation safety and it will, from time to time, impose or modify regulations or how they are interpreted. Although the FAA can and does evaluate the economic impact of changes in regulations, it views safety as paramount and the FAA could adopt or change rules to the extent that it renders our business not economically feasible.

Item 2.  Description of Property

     One of our directors, Andrew Jones, currently provides us with approximately 200 square feet of office space free of charge in an office building he leases in Dallas, Texas. The space is considered class B office space and is in excellent condition. We have no defined limitations on the use of this office space. He has no plans to begin charging us rent during fiscal 2005.

Item 3.  Legal Proceedings

     We are not currently party to any legal proceedings, nor are we aware of any pending or threatened actions against us.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters


     Although the shares of our common stock are publicly held, there has been no trading market for these shares of common stock. Eventually we intend to submit an application to have our common stock listed on the OTC Electronic Bulletin Board market. However, because there has never been a market for our common stock, we can give no assurance, if we are successful at obtaining a listing for our common stock, that a liquid and active market will ever develop, or if developed, that it will be sustained.

     Furthermore, the initial trading price of our common stock, if it is approved for trading, will be determined by the negotiation between ourselves and the initial market maker posting bid and ask quotations for our common stock, and will not necessarily bear any direct relationship to our assets, earnings, book value or other generally accepted criteria of value.

     As of March 1, 2005, we had approximately 31 stockholders of record. This does not include stockholders who might be holding common stock in their accounts at broker-dealers.

We have never declared or paid cash dividends. We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board.

Recent Sales of Unregistered Securities

     The remainder of the information required by this item relating to Recent Sales of Unregistered Securities is incorporated herein by reference to our Amendment No. 5 to Form SB-2 filed with the Securities and Exchange Commission on January 10, 2005.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" and elsewhere in this Annual Report.

Overview

     We are a holding company involved in the operation of aircraft charter and management, aircraft maintenance and servicing, and aircraft acquisitions and sales. Since our inception on December 19, 2003, we have operated as a development stage company.

Results of Operations

     For the ease of reference, we refer to the period of December 19, 2003 (inception) through December 31, 2003 as fiscal 2003 and the fiscal year ended December 31, 2004 as fiscal 2004. Our current fiscal year, also referenced as fiscal 2005, ends on December 31, 2005.

Fiscal 2004

     Revenues

     We have not generated any revenue since our inception. Furthermore, we do not anticipate generating any material revenue during fiscal 2005.

     Expenses

     Operating Expenses. Our operating expenses consisted primarily of personnel expenses and consulting fees, and totaled $13,400 for fiscal 2004 compared to $29,731 for fiscal 2003. This is a decline of $16,331, or 54.9%. All of these operating expenses were paid for through the issuance of our common stock and/or were donated by our officers, directors and affiliates.

     Net Loss

     We experienced a net loss of ($13,400), or NIL per share, for fiscal 2004 compared to a net loss of ($29,731), or NIL per share, for fiscal 2003. Our net loss decreased $16,331, or 54.9%, from fiscal 2003. The smaller net loss was attributed to our expensing our incorporation and establishment costs during fiscal 2003.

Liquidity and Capital Resources

     Since our inception on December 19, 2003, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers.

     As of December 31, 2004, we had no cash or cash equivalents.

     As of December 31, 2004, we had financial obligations totaling $4,500, consisting of accounts payable of $4,500. Furthermore, we do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2005. We also expect to experience continued net losses for the remainder of fiscal 2005 and possibly into subsequent fiscal years.


Plan of Operation

General Overview

     We are in the process of registering a unit offering of our securities, including our common stock and warrants to purchase additional shares of our common stock, with the Securities and Exchange Commission. Upon the successful completion of this offering, coupled with any additional funding or donated services from our officers, directors and affiliates, we intend to commence operations.

     During the first three months of commencing operations we intend to focus on preparing the required Standard Operating Procedures (SOPs) manuals and obtaining a Federal Aviation Administration (FAA) Part 135 Certificate.

     Because our business is highly regulated by the FAA it is a requirement that we obtain FAA 135 certification prior to commencing any type of flight operations. The FAA grants 135 certification after reviewing a charter operator's SOPs and other assorted operating documentation to make sure our planned flight operations adhere to FAA rules and regulations. The SOPs required for 135 certification are quite detailed in nature. Thus, we intend to retain an outside consultant who has worked with the FAA previously to expedite this process as much as possible because without the certification we will not be able to execute our business plan. We estimate it will cost us up to $10,000 for completing this objective and obtaining the necessary charter certification.

     Concurrently with obtaining our FAA 135 certification, we shall retain a web design specialist to create a corporate website that will act as an advertising medium for our business as well as provide our clients with the ability to view listings of aircraft that we may have access to that are available for charter and/or sale. A significant portion of our website shall contain a database of aircraft available for charter and sale throughout the United States. We project that it will cost us approximately $5,000 to construct our website and database.

     One of the key points we intend to develop into our website is the ability to identify "dead head" flight legs on previously chartered aircraft. In aircraft charters, as well as in other segments of the transportation industry, oftentimes a client only requires a quick flight from one point to another without needing to return to the point of origin. The cornerstone of the charter industry is to provide the client with this fast and direct mode of transportation but it leaves the problem of getting the plane back to the point of origin. In such an instance the plane returns to the point of origin without a paying client onboard which means no revenue is generated. Hence, the term "dead head". The original charter should have generated enough revenue to make a profit for the charter itself. However, if a different client could be enticed with a below market charter price to fly on the dead head leg, then the charter would be that much more profitable to the operator. Thus, by identifying dead head flight legs we should be able to offer our clients discounted one-way aircraft charters on those dead head legs. Pegasus anticipates generating a 5% commission for brokering third-party aircraft charters through its website.

     Once our FAA 135 certification and website/database is in place we intend to begin proactively advertising our business. Over the nine-month period after our FAA 135 certification is approved and our website/database is operational we intend to spend between $10,000 and $20,000 on marketing and advertising our business. The exact amount will depend on how much we are able to raise through this offering.

     Our marketing efforts will be aimed at (i) bringing Internet traffic to our website/database ($500), (ii) purchasing an advertisement in the local yellow pages ($2,000), (iii) conduct a direct mailing to targeted individuals and corporations in the Dallas/Ft. Worth Metroplex ($7,500), and, if the budget allows for it, (iv) retain a sales representative to telemarket our charter services to corporate travel agents ($3,500/month).

     After we have successfully started to develop a client base for brokered aircraft charters and the purchase and sale of used aircraft, we intend to focus on developing flight operations using our own aircraft.

     Starting in our second year of operation we intend to lease one to three light jets for charter operations. Light jets such as the Lear 35A or Citation III are the most economical choice for short to mid-range trips. They have an average cruising speed of approximately 500 mph and an average non-stop range of about 1,500 - 2,000 miles. One of the benefits to charter clients using light jets is not only are they economical as far as aircraft charters are concerned, they do not require a large airfield to land or takeoff from, which allows for them to operate out of remote airfields not accessible by larger private jets and larger commercial aircraft.

     In all likelihood we will need to raise additional funds prior to obtaining our first light jet. We estimate it will cost us between $20,000 - 30,000 a month to least just one light jet in addition to retaining flight crews, fuel, maintenance and other operating expenditures. As such, we anticipate seeking up to $1 million in additional funding, either debt and/or equity, after our first year of operations.

     Upon obtaining our first light jet Pegasus intends to lease hanger space at Dallas Love Field. This hanger space shall become Pegasus's primary Fixed Base Operation (FBO) for flight operations, maintenance, fuel, flight plan filing, etc. As its business grows and develops, Pegasus's projects opening additional FBOs in major metropolitan areas, including Los Angeles, Miami, New York, Chicago and Washington, D.C.

     These FBOs will not only provide a "home" for Pegasus's internal flight operations thereby allowing us to minimize the direct costs to our own flight operations, it will offer us a secondary source of revenue from other charter operators who wish to use our facilities and maintenance services for their own aircraft.

Future Operations

     Because we remain a start-up development company with limited capital resources we are relying on our executive officers and directors to either advance us funds or to accrue expenses until such time we can obtain outside investment capital. Any cash funds advanced to us by our officers and directors will be in the form of promissory notes bearing no interest or through private sales of restricted common stock. Management intends to hold expenses to a minimum and to obtain services, if possible, on a contingency basis or through the issuance of our common stock. Furthermore, none of our officers or directors shall receive any compensation, cash or otherwise, until we are successful in raising sufficient funds to properly execute our business plan.

     Over the next 12-months we intend to spend our time and resources on the following activities:

- Raise Capital. In January 2005 the Securities and Exchange Commission declared a registration statement filed on Form SB-2 for the sale of units of Pegasus "effective". We are in the process of selling the units registered in that offering on a "best efforts" basis through our officers and directors. While we cannot offer any assurances that we will be successful at selling any of the offering, we estimate this phase will take between three and six months to complete.

- Obtain a Federal Aviation Administration (FAA) Part 135 Certificate. We estimate that it will cost us up to $10,000 for obtaining an FAA Part 135 Certificate. This process is expected to take approximately three months to complete.

- Develop website. We intend to retain a web design specialist to create a corporate website that will act as an advertising medium for our business as well as provide our clients with the ability to view listings of aircraft that we may have access to that are available for charter and/or sale. A significant portion of our website shall contain a database of aircraft available for charter and sale throughout the United States. We project that it will cost us approximately $5,000 to construct our website and database. We anticipate it will take approximately three months to get the website and integrated database fully functional.

- Initiate marketing efforts and commence operations. Upon obtaining our FAA Part 135 Certificate enabling us to engage in charter operations and have our website and integrated database operational we will begin to market our business to prospective clients. Depending on our level of success at selling the offering, we intend to spend up to $20,000 marketing our business during our first year.

Cash Requirements and Need For Additional Capital

     In order to successfully execute the above first year business objectives and commence minimal operations we will need to either sell at least $62,500 of the offering or raise this minimal operating capital from other outside sources. If we are successful at raising these funds we intend to spend them as follows:

     Obtaining FAA Part 135 Certificate       $10,000
     Develop website and database               5,000
     Marketing and advertising                 10,000
     Salaries                                  25,000
     Working capital reserve                   12,500
     -------------------------------------------------
                                              $62,500

     Until we raise sufficient capital from outside sources to commence operations we anticipate our executive officers and directors will cover any basic cash requirements required to keep us in compliance with all existing corporate filing requirements, including with the Nevada Secretary of State, the Internal Revenue Service and the Securities and Exchange Commission. In the event we cannot sell this offering or secure any sources of secondary funding, our basic cash requirements required to prevent insolvency are expected to be no more than $10,000 over the course of the next twelve months. Our present monthly cash burn rate is approximately $375 a month. Our monthly burn rate is expected to increase substantially once we begin executing our business plan. Our current officers and director, Andrew Jones and Eric Boyer, have agreed to cover any cash shortfalls that cannot be deferred or paid for through the issuance of common stock through the end of the fiscal year ending December 31, 2005. It is important to note that none of our officers or directors are under any obligation to provide advances, now or in the future, for Pegasus's ongoing cash needs, and that we cannot give any assurances they will continue providing for Pegasus's ongoing cash needs.

     One exception to the aforementioned is our independent auditor must be paid in cash. If our executive officers and directors do not cover the cash cost of our auditing requirements we would most likely fail to meet our future filing requirements with the SEC. Failure to retain our status as a reporting company could further limit our abilities to raise outside investment capital which could cause our business to ultimately fail.

     In addition to our first year cash requirements, we estimate that we will need to raise an addition $1 million from outside sources prior to obtaining our first light jet. We anticipate we will attempt to raise these funds through either a private or public offering of our common stock during our second fiscal year of operation. We cannot offer any assurances that we will ever be successful at raising these funds or the funds necessary for us to even commence initial business operations.

Employees

     We presently do not have any plans to add any additional employees to our staff. We may expand (or decrease) the size of our Board of Directors.
However, none of the members of our Board of Directors receives a salary or benefits in any form, nor do we have any plans to begin paying salaries, cash or otherwise, or offering any form of benefits to our Board of Directors.

     We believe that the current efforts from our existing executive officers, supported by our Board of Directors, will prove satisfactory in enabling us to raise the necessary capital to properly execute our business plan. Should our executive officers and members of our Board of Directors fail to raise the necessary capital to execute our business plan, there will be inadequate resources to hire new personnel to assist with the execution of our business plan.

Property and Equipment

     We do not foresee any immediate needs to purchase or lease any new or additional facilities, property or equipment. We anticipate that any new property or equipment requirements will be commensurate with new funding and subsequent business developments.

Factors That May Affect Future Results

     The majority of our efforts to date have centered around developing our business plan and preparing a registration statement of our securities with the Securities and Exchange Commission. None of these activities are revenue generating.

     Although we believe that our pending securities offering presently in the registration process will allow us to commence operations, we can offer no assurance that any of the securities being offered will ever be sold or that we will ever have enough capital to commence operations.

     We have not conducted any talks - preliminary or otherwise - with any prospective investors, broker/dealers, banks or other sources of funds. Nor do we have any specific plans on how we will raise capital should our securities offering fail. However, such methods may include public or private sales of our equity, borrowings from institutions or individuals, venture capital, investments from possible angel investors, and other methods and/or sources that may become available to us.

     Until we can successfully raise sufficient capital we will remain dependent on our officers and directors to support our business operations and provide us with adequate capital for our ongoing capital needs. None of our officers or directors have entered into any agreements requiring them to provide for our capital needs. We can give no assurances that they will continue providing for our capital needs or that we will be able to raise sufficient capital to commence operations.

     Furthermore, our ability to raise capital by selling securities, equity and/or debt, and hence our liquidity, could be materially adversely affected by the general unease in the equities market, the limited availability of venture capital financing sources, and current worldwide general economic woes.

     If we fail to raise the necessary capital to commence operations, we may be forced into insolvency. Management intends to prevent accruing unnecessary expenses until sufficient funding has been procured to prevent such a situation from ever developing.

Item 7.  Financial Statements

     The information required by this item is presented as a separate section commencing on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On June 29, 2004, we engaged Baumann, Raymondo & Company, PA, as our independent public accountants. Prior to this engagement we had no independent public accountant.

Item 8A.  Controls and Procedures.

     Our Chief Executive Officer and our Chief Financial Officer have concluded, based upon their evaluation as of theend of the period covered by this report, thatour "disclosure controls and procedures",as defined in Rules 13(a)-15(e) and 15d-14(e) under the Securities Exchange Act of 1934 ("Exchange Act"), are effective to ensure that information required to be disclosed in the reports thatwe file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.There were no changes inour internal control over financial reporting during thefiscalquarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect,our internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our directors, executive officers and key management personnel, including their ages and respective positions as of April 1, 2005, are as follows:

                                                                      Director
       Name          Age    Position                                   Since
       ----          ---    --------                                  --------
Andrew L. Jones      32     Co-Founder, President, Chief Executive       2003
                            Officer and Director

Eric R. Boyer        35     Co-Founder, Secretary, Treasurer and         2003
                            Director

Our Board of Directors is comprised of only one class of director of which there currently are two sitting directors. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified. The following is a brief account of the business experience of each of our directors and executive officers. There is no family relationship between any director or executive officer.

ANDREW JONES is one of our co-founders and has served as an officer and director since our inception on December 19, 2003. Mr. Jones has been a Texas-licensed attorney since November 3, 1999. Mr. Jones is concurrently the President of Xpect Debt Collection Services, LLC, a nationwide commercial debt collection company formed April 23, 2004, President of L.O.O., LLC d/b/a Law On Order, a nationwide employee benefit lawyer referral company formed July 31, 2003, and President of Law Office of Andrew L. Jones, P.C., a Dallas-based business law firm serving clients nationwide since its formation November 29, 1999. Since April 2002, Mr. Jones has also served as the Chairman of the Board at Premier Development & Investment, Inc., a developer and operator of theme-based restaurant and bar concepts, and has served as a member of the Board of Directors of Stag Financial Group, Inc., an international management and financial consulting firm since January 2001. Mr. Jones was the 2003 President of the North Dallas Bar Association and received the degree of Bachelor of Arts in Government from the University of Texas at Austin on May 18, 1996 and the degree of Juris Doctor from Baylor University School of Law on May 1, 1999. Mr. Jones expects to spend approximately 20% of his time working on our business.

ERIC BOYER one of our co-founders and has served as an officer and director since our inception on December 19, 2003. Mr. Boyer also has diverse business interests and concurrently serves as the President and Chief Executive Officer to Premier Development & Investment, Inc., a developer and operator of theme-based restaurant and bar concepts. He is also a founding partner and Senior Editor at Prism Digital Post, a company he helped co-found in March 2000 in Alexandria, Virginia. Mr. Boyer's creativity has been utilized in many national advertising and market campaigns, and can still be seen today. Mr. Boyer's duties include editing and creative input on all phases of production. He also has approval of all new purchases and installation of equipment. Prior clients include Choice Hotels, Arby's, Southwest Airlines, Southwestern Bell, Bell Atlantic, Ponderosa Restaurants, Texas and Maryland tourism departments, and a broad spectrum of political races around the country. Mr. Boyer also does some subcontracting work for the major networks for special events across the country such as O's TV (Baltimore Orioles special programming), Presidential Inaugurals for NBC, and the Antiques Road Show on the Public Broadcast System
(PBS). Before co-founding Prism, Mr. Boyer worked as a freelance editor through a temporary agency for broadcast and production professionals called the International Creative Alliance (ICA), which he is still a member. As a freelance editor he traveled the country editing and training people on equipment usage. Prior to his freelance work, Mr. Boyer worked as a senior editor at 501 Group in Austin, Texas between February 1997 and February 1999. Mr. Boyer expects to spend approximately 20% of his time working on our business.

COMMITTEES OF THE BOARD OF DIRECTORS

     Our Board of Directors presently does not have any active committees.


DIRECTOR COMPENSATION

     Each of our two directors received 350,000 shares of our common stock valued at $350, or $0.001 a share for their services in our formation and serving as directors during the course of the fiscal year ending December 31, 2004. The amount of common stock issued to our two directors aggregated 700,000 shares which was valued at $700, or $0.001 a share. Additionally, we may reimburse our directors for travel and lodging expenses associated with their attendance of Board meetings.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2004 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 2004, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.


Item 10.  Executive Compensation

     The following table sets forth the compensation paid during the fiscal year ended December 31, 2004, which includes all compensation paid since our inception on December 19, 2003, of the fiscal year ended December 31, 2004 to our Chief Executive Officer and each of our other executive officers and directors. No person has received compensation equal to or exceeding $100,000 nor have any bonuses been awarded since our inception on December 19, 2003. Furthermore, we do not foresee paying any of our executive officers or directors any type of compensation, cash or otherwise, through the end of the fiscal year ending December 31, 2005.

                                Annual Compensation           Awards           Payouts
                                -------------------           ------           -------
                                               Other               Securities             All
                                              Annual   Restricted  Underlying            Other
Name and                                      Compen-    Stock      Options/    LTIP     Compen-
Principal                    Salary    Bonus  sation    Award(s)     SAR's     Payouts   sation
Position             Year      ($)      ($)     ($)       ($)         (#)        ($)     ($)(2)
------              ------   -------  ------  -------  ----------  ----------  -------  -------
Andrew L. Jones    2004      -0-      -0-       -0-      -0-       -0-         -0-      -0-
 President and     2003(1)   -0-      -0-       -0-      -0-       $350 (3)    -0-      -0-
 CEO

Eric R. Boyer      2004      -0-      -0-       -0-      -0-       -0-         -0-      -0-
 Director,         2003(1)   -0-      -0-       -0-      -0-       $350 (3)    -0-      -0-
 Treasurer and
 Secretary



(1) Only includes results from December 19, 2003 (inception) through December 31, 2003. We do not have any previous compensation information because we were incorporated in the State of Nevada on December 31, 2003 and are still a development stage business. Furthermore, we do not foresee paying any of our executive officers or directors any type of cash compensation during the current fiscal year ending December 31, 2004.

(2) None of the named executive officers received perquisites and other personal benefits, securities or property in excess of the lesser of $50,000 or 10% of such officer's total annual salary and bonus.

(3) Includes a one-time grant of 350,000 shares of our common stock issued as compensation for serving on our Board of Directors valued at $0.001 a share, or $350.


Option Grants and Exercises Since Our Inception on December 19, 2003

     As of December 31, 2004 we have never issued any stock options nor do we presently have any plans to issue stock options to anyone, including our Board members.


Employment Agreements

     We have not entered into any employment agreements with any of our employees. All future employment arrangements are subject to the discretion of our Board of Directors.


Employee Stock Ownership Program (ESOP)

     We have not established any form of an employee stock ownership program
(ESOP), including stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of our executive officers, directors or other employees. It is possible, but not likely, that our Board of Directors may recommend the adoption of one or more such programs prior to the conclusion of the current fiscal year ending on December 31, 2005.

Item 11. Security Ownership of Beneficial Owners and Management


     The following table presents certain information as of August 31, 2004 regarding the beneficial ownership of our common stock by:

- each person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

-     each of our directors; and

-     all of our directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person. As of March 1, 2005 we had 27,000,000 shares issued and outstanding.

     Except as otherwise indicated in the notes to the table,

- we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners; and

- the address of each beneficial owner listed in the table, except where otherwise noted, is c/o Pegasus Air Group, Inc., 7475 Skillman, Suite C-102 Dallas, Texas 75231.


        Name and Address
       Of Beneficial Owner
       -------------------
                                          Shares
                                       Beneficially     Percentage
Directors  and  Executive  Officers:       Held            Owned
---------------------------------       -----------     ----------
Andrew Jones (1)                          350,000          1.3%
Eric Boyer (1)                            350,000          1.3%
All directors and officers as a group
    (2 persons)                           700,000          2.6%

Five Percent Stockholders
-------------------------
Stag Financial Group, Inc. (2)
  P. O. Box 23542
  Tampa, FL  33623                      2,500,000          9.3%


(1) All of the shares currently owned or purchased prior to the release of this "lock-up", including those that may be represented by stock options, warrants and other instruments allowing for the acquisition of shares of our common stock, are subject to a "lock-up" agreement and cannot be sold for a minimum of 180 days after our common stock begins trading on the OTC Bulletin Board or on any other recognized secondary market on which our common stock or warrants may be quoted.

(2) J. Scott Sitra is the majority owner of Stag Financial Group, Inc. ("Stag"). Additionally, Andrew Jones, our President and Chief Executive Officer, serves on Stag's Board of Directors. While Mr. Jones disclaims beneficial ownership to Stag's shares of our common stock, as a contributing member to their Board of Directors he does have some influence over their business affairs.

Item  12.  Certain  Relationships  and  Related  Transactions.

     For the fiscal year ended December 31, 2004 we did not enter into a transaction with a value in excess of $60,000 with a Director, officer, or beneficial owner of 5% or more of our capital stock, or members of their immediate families that had, or is to have, a direct or indirect material interest in us.


Item 13.  Exhibits  and  Reports  on  Form  8-K

Exhibit
Number     Description
-------    -----------

3.1*       Articles of Incorporation
3.2*       Certificate of Incorporation
3.3*       Certificate of Acceptance of Appointment by Resident Agent
3.4*       By-Laws
4.1*       Specimen copy of stock certificate for common stock,
           $0.001 par value
4.2*       Specimen copy of $0.50 Stock Purchase Warrant Certificate
4.3*       Specimen copy of $1.00 Stock Purchase Warrant Certificate
5.1**      Opinion and Consent of Matthew McCarley, Esq.
23.1       Consent of Baumann, Raymondo & Company, PA, dated April 5, 2005.
23.2**     Consent of Matthew McCarley, Esq. (included in Exhibit 5.1 herein)
99.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2       Certification by Treasurer and Secretary pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
* Incorporated by reference to registration statement on Form SB-2 (No. 333-118862) filed September 8, 2004.
** Incorporated by reference to registration statement on Form SB-2 Amendment No. 5 (No. 333-118862) filed January 10, 2005.

Reports on Form 8-K
-------------------

     During the last three months covered by this Annual Report there were no Form 8-Ks filed with the SEC.

Item 14.  Principal  Accountant  Fees  and  Services.

     The Board of Directors has appointed Baumann, Raymondo and Company, PA as our independent auditors for the fiscal year ended December 31, 2004. Baumann, Raymondo & Company, PA has been regularly engaged independent auditor since June 29, 2004. Prior engaging Baumann, Raymondo & Company, PA we had no independent auditors.

     Baumann, Raymondo & Company, PA are engaged only as our independent auditors. They do not perform any other accounting or consulting services to us or on our behalf. Our auditing fees during the fiscal years ended December 31, 2003 and December 31, 2004 totaled $2,500 and $2,500, respectively. We do not anticipate a material change in auditing fees for the fiscal year ending December 31, 2005.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of April, 2005.

                              Pegasus Air Group, Inc.



                              By: /s/ Andrew Jones
                              -------------------------------------
                              Andrew Jones
                              President and Chief Executive Officer

     In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.


      Signature                     Title                     Date
      ---------                     -----                     ----
/s/ Andrew Jones              President, Chief
----------------------        Executive Officer and      April 6, 2005
Andrew Jones                  Director

/s/ Eric Boyer                Secretary, Treasurer,
----------------------        Principal Financial
Eric Boyer                    Officer, Principal         April 6, 2005
                              Accounting Officer,
                              and Director





                PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Andrew Jones, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pegasus Air Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 6, 2005          /s/ Andrew Jones
                              -------------------------------------------
                              Andrew Jones
                              President and Chief Executive Officer
                              Pegasus Air Group, Inc.




             PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Eric R. Boyer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pegasus Air Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 6, 2005          /s/ Eric R. Boyer
                              -------------------------------------------
                              Eric R. Boyer
                              Treasurer, Secretary and Director
                              Pegasus Air Group, Inc.

                         [Baumann, Raymondo & Co. logo]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders
Pegasus Air Group, Inc.
Tampa, Florida

We have audited the accompanying balance sheets of Pegasus Air Group, Inc. (a Development Stage Company), as of December 31, 2004, and the related statements of operations, cash flows and stockholders' (deficit) for the period from December 19, 2003 (date of inception) to December 31, 2003 and for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Pegasus Air Group, Inc. at December 31, 2004 and 2003 and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note D, the Company has been in the development stage since its inception on December 19, 2003. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.




BAUMANN, RAYMONDO & COMPANY PA
Tampa, Florida
March  10,  2005

                             PEGASUS AIR GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2004


ASSETS
CURRENT ASSETS                                                     $         -
                                                                   -----------

      TOTAL ASSETS                                                 $         -
                                                                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     4,500
                                                                   -----------

         TOTAL LIABILITIES                                               4,500
                                                                   -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 0 shares issued and outstanding                              -

  Common stock, $.001 par value, 50,000,000 shares
    authorized, 27,000,000 shares issued and outstanding                27,000

  Additional paid in capital                                            11,631

  Deficit accumulated during the development stage                     (43,131)
                                                                   -----------

    Total stockholders' equity                                          (4,500)
                                                                   -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY                         $         -
                                                                   ===========

                             PEGASUS AIR GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             FROM DECEMBER 19, 2003 (INCEPTION) TO DECEMBER 31, 2003
                       FOR THE YEAR ENDED DECEMBER 31, 2004
             FROM DECEMBER 19, 2003 (INCEPTION) TO DECEMBER 31, 2004


                                          INCEPTION                        INCEPTION
                                             TO            YEAR ENDED         TO
                                          12/31/03          12/31/04        12/31/04

REVENUE                                   $         -      $         -      $        -

OPERATING EXPENSES
  Professional and consulting fees             27,000            2,000          29,000
  Accounting fees                               2,500                -           2,500
  Salary expense                                  168            9,600           9,768
  Rent                                             63            1,800           1,863
                                          ------------     ------------    ------------
  TOTAL OPERATING EXPENSES                     29,731           13,400          43,131
                                          ------------     ------------    ------------

LOSS FROM OPERATIONS                          (29,731)         (13,400)        (43,131)
                                          ------------     ------------    ------------

NET LOSS                                  $   (29,731)     $   (13,400)     $  (43,131)
                                          ============     ============     ============

EARNINGS PER COMMON SHARE
  Basic                                   $    NIL         $    NIL         $    NIL
                                          ============     ============     ============

  Fully diluted                           $    NIL         $    NIL         $    NIL
                                          ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  Basic                                    24,923,077       27,000,000       26,928,571
                                          ============     ============     ============

  Fully diluted                            24,923,077       27,000,000       26,928,571
                                          ============     ============     ============

                             PEGASUS AIR GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                FROM DECEMBER 19, 2003 (INCEPTION) TO DECEMBER 31, 2003
                       FOR THE YEAR ENDED DECEMBER 31, 2004
             FROM DECEMBER 19, 2003 (INCEPTION) TO DECEMBER 31, 2004



                                                                   INCEPTION                         INCEPTION
                                                                       TO            YEAR ENDED         TO
                                                                    12/31/03          12/31/04        12/31/04

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $ (29,731)      $  (13,400)     $   (43,131)
  Adjustments to reconcile net loss to cash provided by (used) in operating activities:
    Donated expense and services                                        27,231           11,400           38,631
    Increase in accounts payable                                         2,500            2,000            4,500
                                                                  -------------    -------------    -------------
    Total adjustments                                                   29,731           13,400           43,131
                                                                  -------------    -------------    -------------
    Net cash provided by (used) in operating activities                      -                -                -
                                                                  -------------    -------------    -------------


  NET INCREASE IN CASH                                                       -                -                -

  CASH, BEGINNING OF PERIOD                                                  -                -                -
                                                                  -------------    -------------    -------------

  CASH, END OF PERIOD                                             $          -                -                -
                                                                  =============    =============    =============


                                            PEGASUS AIR GROUP, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                             DECEMBER 19, 2003 (INCEPTION) TO DECEMBER 31, 2003


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                                   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, DECEMBER 19, 2003
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 Issuance of common stock
   to directors for services         700,000        700         -             -        700

  Issuance of common stock to
   entities and individuals
   for services                   26,300,000     26,300         -             -     26,300

  Donated expense and services             -          -       231             -        231

  Net loss during period                   -          -         -       (29,731)   (29,731)
                                -------------------------  --------  ------------  --------

BALANCE, DECEMBER 31, 2003        27,000,000    $27,000  $    231     $ (29,731)  $ (2,500)
                                  ==========  =========  =========  =============  =========

  Donated expense and services             -          -    11,400             -     11,400

  Net loss during period                   -          -         -       (13,400)   (13,400)
                                -------------------------  --------  ------------  --------

BALANCE, DECEMBER 31, 2004        27,000,000    $27,000  $ 11,631     $ (43,131)  $ (4,500)
                                  ==========  =========  =========  =============  =========


There were no issuances of preferred stock from inception to December 31, 2004.

                              PEGASUS AIR GROUP, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

Pegasus Air Group, Inc., ("Pegasus") a Nevada corporation organized on December 19, 2003, is a development stage company, and as such has devoted most of its efforts since inception to developing its business plan, issuing common stock, raising capital, establishing its accounting systems and other administrative functions.

Pegasus' strategy is to be involved in the operation of aircraft charter and management, aircraft maintenance and servicing, and aircraft acquisitions and sales.

Revenue Recognition
-------------------

Pegasus records revenue on the accrual basis of accounting. The accrual basis of accounting provides for matching of revenues with expenses.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
------------

Pegasus records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates.

Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Since its inception, Pegasus has an accumulated loss of $43,131 for income tax purposes, which can be used to offset future taxable income through 2024. The potential tax benefit of this loss is estimated as follows:

               Future tax benefit       $6,470
               Valuation allowance      (6,470)
               Net tax benefit          $    0

At December 31, 2004, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

Earnings per Share
------------------

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity.

Advertising Costs
-----------------

Pegasus expenses the production costs of advertising the first time the advertising takes place.

Cash Equivalents
----------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

NOTE B - STOCK ISSUANCE

Pegasus records accounting for stock based compensation in accordance with Financial Accounting Standards Board Statement No. 123 "Accounting for Stock Based Compensation". The value placed upon the stock-based compensation is the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.
A study was done by Pegasus to determine what services (I.e. general consulting, financial consulting, public company filings, etc) would be needed by the Company in order for it to file the Form SB-2 with the Securities and Exchange Commission. The Company estimated that the total cash outlay to have these services rendered would be approximately $25,000.The dollar amount of these services was then compared to the fair value of the equity instruments issued of $26,300. As the estimated cash outlay is in fact only an estimate, the Company felt that since the cash outlay as compared to the equity instruments issued was comparable it opted to use the par value of the common shares because the value is fixed and not an estimate.

On December 20, 2003, 27,000,000 shares of Pegasus's $.001 par value voting common stock were issued to directors and several unrelated entities and individuals for professional and consulting services provided to Pegasus in conjunction with its formation. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended.

NOTE C - RELATED PARTY TRANSACTIONS

Pegasus utilizes a portion of a shareholder's corporate office as its primary office. The value of the office space on a monthly basis is $150 for 2004 and 2003. The donated value of this service was recorded as contributed capital.

The president and secretary of Pegasus performed services on behalf of Pegasus that had a fair value of $800 on a monthly basis for 2004 and 2003. The donated value of these services was recorded as contributed capital.

NOTE D - GOING CONCERN

Pegasus's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Pegasus has incurred losses from its inception on December 19, 2003 through December 31, 2004. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, Pegasus will need, among other things, additional capital resources. Management is currently seeking outside funding through various sources, including through debt and/or the sale of equity in Pegasus. However, there is no guarantee that management will be successful in procuring any outside funding, or if such funding does become available, that such funding will be on terms acceptable to us.

Until such funding is secured, Pegasus will need to rely on contributions from the executive officers and members of the Board of Directors to maintain compliance with its various state and federal filing requirements, including those with the Securities and Exchange Commission. Management, however, cannot provide any assurances that it will be successful in securing the necessary funding to properly execute the Company's business plan.