Form 10QSB
period 2005-03-31
Pegasus Air Group, Inc.
filed 2005-04-25
CIK 1302409

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------

                       Commission file number: 333-118862


                             PEGASUS AIR GROUP, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                         NEVADA                      20-0575642
             -------------------------------     -------------------
             (State or other jurisdiction of       (IRS Employer
              Incorporation or Organization)      Identification No.)


                 7475 Skillman, Suite C-102 Dallas, Texas  75231
         ---------------------------------------------------------------
                    (Address of Principal Executive offices)

                                 (214) 979-0100
                                 --------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at April 19, 2005
           -----                                 -----------------------------

Common Stock, $0.001 par value                         27,000,000

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


                             PEGASUS AIR GROUP, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements..........................................3

           Balance Sheet
              for the period ended March 31, 2005 (unaudited)
              and the period ended December 31, 2004 (audited)...........3

           Statement of Operations (unaudited)
              for the three months ending March 31, 2005,
              for the three months ending March 31, 2004
              and the period from December 19, 2003 (inception)
              through March 31, 2005.....................................4

           Statement of Cash Flow (unaudited)
              for the three months ending March 31, 2005,
              for the three months ending March 31, 2004
              and the period from December 19, 2003 (inception)
              through March 31, 2005.....................................5

           Notes to Financial Statements (unaudited).....................7

Item 2.    Management's Discussion and Analysis or
              Plan of Operation.........................................10

Item 3.    Controls and Procedures......................................15

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings............................................15

Item 2.    Changes in Securities and Use of Proceeds....................15

Item 3.    Defaults Upon Senior Securities..............................15

Item 4.    Submission of Matters to a Vote of Security Holders..........15

Item 5.    Other Information............................................15

Item 6.    Exhibits and Reports on Form 8-K.............................16

           Signatures...................................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             PEGASUS AIR GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                    March 31,        December 31,
                                                                       2005              2004
                                                                   (unaudited)        (audited)
                                                                   -----------        -----------
ASSETS
CURRENT ASSETS                                                     $         -       $         -
                                                                   -----------       -----------

      TOTAL ASSETS                                                 $         -       $         -
                                                                   ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     4,500       $     4,500
                                                                   -----------       -----------

         TOTAL LIABILITIES                                               4,500             4,500
                                                                   -----------       -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 0 shares issued and outstanding                              -                 -

  Common stock, $.001 par value, 50,000,000 shares
    authorized, 27,000,000 shares issued and outstanding                27,000            27,000

  Additional paid in capital                                            14,481            11,631

  Deficit accumulated during the development stage                     (45,981)          (43,131)
                                                                   -----------       -----------

    Total stockholders' equity                                          (4,500)           (4,500)
                                                                   -----------       -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY                         $         -       $         -
                                                                   ===========       ===========

                             PEGASUS AIR GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                           Cumulative
                                            3-months         3-months        During
                                             Ended            Ended        Development
                                            3/31/05          3/31/04          Stage
                                          ------------     ------------    ------------

REVENUE                                   $         -      $         -      $        -

OPERATING EXPENSES
  Professional and consulting fees                  -                -          29,000
  Accounting fees                                   -                -           2,500
  Salary expense                                2,400            1,400          12,168
  Rent                                            450              450           2,313
                                          ------------     ------------    ------------
  TOTAL OPERATING EXPENSES                      2,850            2,850          45,981
                                          ------------     ------------    ------------

LOSS FROM OPERATIONS                           (2,850)          (2,850)        (45,981)
                                          ------------     ------------    ------------

NET LOSS                                  $    (2,850)     $    (2,850)     $  (45,981)
                                          ============     ============     ============

EARNINGS PER COMMON SHARE
  Basic                                   $    NIL         $    NIL         $    NIL
                                          ============     ============     ============

  Fully diluted                           $    NIL         $    NIL         $    NIL
                                          ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  Basic                                    27,000,000       27,000,000
                                          ============     ============

  Fully diluted                            27,000,000       27,000,000
                                          ============     ============

                             PEGASUS AIR GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                    Cumulative
                                                                     3-months         3-months        During
                                                                      Ended            Ended        Development
                                                                     3/31/05          3/31/04          Stage
                                                                  ------------     ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $  (2,850)      $   (2,850)     $   (45,981)
  Adjustments to reconcile net loss to cash provided by (used) in operating activities:
    Donated expense and services                                         2,850            2,850           41,481
    Increase in accounts payable                                             -                -            4,500
                                                                  -------------    -------------    -------------
    Total adjustments                                                    2,850            2,850           45,981
                                                                  -------------    -------------    -------------
    Net cash provided by (used) in operating activities                      -                -                -
                                                                  -------------    -------------    -------------


  NET INCREASE IN CASH                                                       -                -                -

  CASH, BEGINNING OF PERIOD                                                  -                -                -
                                                                  -------------    -------------    -------------

  CASH, END OF PERIOD                                             $          -                -                -
                                                                  =============    =============    =============


                                            PEGASUS AIR GROUP, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                             DECEMBER 19, 2003 (INCEPTION) TO MARCH 31, 2005


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                                   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, DECEMBER 19, 2003
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 Issuance of common stock
   to directors for services         700,000        700         -             -        700

  Issuance of common stock to
   entities and individuals
   for services                   26,300,000     26,300         -             -     26,300

  Donated expense and services             -          -       231             -        231

  Net loss during period                   -          -         -       (29,731)   (29,731)
                                -------------------------  --------  ------------  --------

BALANCE, DECEMBER 31, 2003        27,000,000    $27,000  $    231     $ (29,731)  $ (2,500)
(AUDITED)                         ==========  =========  =========  =============  =========

  Donated expense and services             -          -    11,400             -     11,400

  Net loss during period                   -          -         -       (13,400)   (13,400)
                                -------------------------  --------  ------------  --------

BALANCE, DECEMBER 31, 2004        27,000,000    $27,000  $ 11,631     $ (43,131)  $ (4,500)
(AUDITED)                         ==========  =========  =========  =============  =========

  Donated expense and services             -          -     2,850             -      2,850

  Net loss during period                   -          -         -        (2,850)    (2,850)
                                -------------------------  --------  ------------  --------

BALANCE, MARCH 31, 2005           27,000,000    $27,000  $ 14,481     $ (45,981)  $ (4,500)
(UNAUDITED)


There were no issuances of preferred stock from inception to December 31, 2004.

                              PEGASUS AIR GROUP, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

Interim  Unaudited  Financial  Statements
-----------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three-months ended March 31, 2005 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2004 filed on Form 10-KSB on April 7, 2005.

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on December 19, 2003 through March 31, 2005. The Company does not have an established source of revenue sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management has formulated a plan to raise additional funding though the private sales of our securities, providing consulting services, acquiring existing and profitable businesses within the realm of our business plan, and continued contributions from the executive officers and members of the Board of Directors. All together these events should allow the Company to meet its forecasted working capital and capital expenditures for the next 12 months of operations. However, Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Since its inception, Pegasus has an accumulated loss of $45,981 for income tax purposes, which can be used to offset future taxable income through 2024. The potential tax benefit of this loss is estimated as follows:

               Future tax benefit       $6,897
               Valuation allowance      (6,897)
               Net tax benefit          $    0

At March 31, 2005, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

A study was done by Pegasus to determine what services (i.e. general consulting, financial consulting, public company filings, etc) would be needed by the Company in order for it to file the Form SB-2 with the Securities and Exchange Commission. The Company estimated that the total cash outlay to have these services rendered would be approximately $25,000. The dollar amount of these services was then compared to the fair value of the equity instruments issued of $26,300. As the estimated cash outlay is in fact only an estimate, the Company felt that since the cash outlay as compared to the equity instruments issued was comparable it opted to use the par value of the common shares because the value is fixed and not an estimate.

On December 20, 2003, 27,000,000 shares of Pegasus's $.001 par value voting common stock were issued to directors and several unrelated entities and individuals for professional and consulting services provided to Pegasus in conjunction with its formation. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended.

NOTE C - RELATED PARTY TRANSACTIONS

Pegasus utilizes a portion of a shareholder's corporate office as its primary office. The value of the office space on a monthly basis is $150. The donated value of this service was recorded as contributed capital.

The president and secretary of Pegasus performed services on behalf of Pegasus that had a fair value of $800 on a monthly basis. The donated value of these services was recorded as contributed capital.

NOTE D - GOING CONCERN

Pegasus's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Pegasus has incurred losses from its inception on December 19, 2003 through March 31, 2005. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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


Item 2.   Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

     For the ease of reference, we refer to the three months ended March 31, 2005 as the three months ended March 31, 2005 and the three months ended March 31, 2004 as the three months ended March 31, 2004. Our current fiscal year, also referenced as fiscal 2005, ends on December 31, 2005.

Revenues

     We have not generated any revenue since our inception on December 19, 2003. Furthermore, we do not anticipate generating any material revenue during the remainder of fiscal 2005.

Expenses

     Operating Expenses. Our operating expenses consisted primarily of personnel expenses and rent, and totaled $2,850 for the three months ended March 31, 2005 which was flat compared to $2,850 for the three months ended March 31, 2004. All of these operating expenses were paid for through the issuance of our common stock and/or were donated by our officers, directors and affiliates.

Net Loss

     We experienced a net loss of ($2,850), or NIL per share, for the three months ended March 31, 2005 which was flat compared to a net loss of ($2,850), or NIL per share, for the three months ended March 31, 2004.

Liquidity and Capital Resources

     Since our inception on December 19, 2003, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers.

     As of March 31, 2005, we had no cash or cash equivalents.

     As of March 31, 2005, we had financial obligations totaling $4,500, consisting of accounts payable of $4,500. Furthermore, we do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2005. We also expect to experience continued net losses for the remainder of fiscal 2005 and possibly into subsequent fiscal years.


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

     Beyond the ongoing offering of our securities, we have not conducted any talks - preliminary or otherwise - with any prospective investors, broker/dealers, banks or other sources of funds. Nor do we have any specific plans on how we will raise capital should our securities offering fail. However, such methods may include public or private sales of our equity, borrowings from institutions or individuals, venture capital, investments from possible angel investors, and other methods and/or sources that may become available to us.

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

Item 3. Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     We are not currently party to any legal proceedings, nor are we aware of any other pending or threatened actions against us.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(A)     Exhibits
        --------

99.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Treasurer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B)     Reports on Form 8-K
        -------------------

        None



SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Pegasus Air Group, Inc.
                                   (Registrant)


Dated: April 25, 2005               By: /s/ Andrew L. Jones
                                        --------------------
                                        Andrew L. Jones
                                        President and CEO


                PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Andrew L. Jones, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pegasus Air Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 25, 2005          /s/ Andrew L. Jones
                              -------------------------------------------
                              Andrew L. Jones
                              President and Chief Executive Officer
                              Pegasus Air Group, Inc.




             PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Eric R. Boyer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pegasus Air Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 25, 2005          /s/ Eric R. Boyer
                              -------------------------------------------
                              Eric R. Boyer
                              Treasurer, Secretary and Director
                              Pegasus Air Group, Inc.