Form 10QSB
period 2005-06-30
Pegasus Air Group, Inc.
filed 2005-07-27
CIK 1302409

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005

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

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at July 26, 2005
           -----                                 -----------------------------

Common Stock, $0.001 par value                         48,000,000

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------

                             PEGASUS AIR GROUP, INC.

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ended June 30, 2005 (unaudited)
                    and the period ended December 31, 2004 (audited)....3

                  Statement of Operations (unaudited)
                   for the three months ended June 30, 2005
                   and the three months ended June 30, 2004
                   and the six months ended June 30, 2005
                   and the six months ended June 30, 2004
                   and the period from December 19, 2003 (inception)
                   through June 30, 2005................................4

                  Statement of Cash Flow (unaudited)
                   for the three months ended June 30, 2005
                   and the three months ended June 30, 2004
                   and the six months ended June 30, 2005
                   and the six months ended June 30, 2004
                   and the period from December 19, 2003 (inception)
                   through June 30, 2005................................5

                  Notes to Financial Statements (unaudited) ............7

Item 2.           Management's Discussion and Analysis or
                    Plan of Operation..................................10

Item 3.           Controls and Procedures..............................14

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings....................................15

Item 2.           Changes in Securities and Use of Proceeds............15

Item 3.           Defaults Upon Senior Securities......................15

Item 4.          Submission of Matters to a Vote of Security Holders...15

Item 5.           Other Information....................................15

Item 6.           Exhibits and Reports on Form 8-K.....................15

                  Signatures...........................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                             PEGASUS AIR GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                     June 30,        December 31,
                                                                       2005              2004
                                                                   (unaudited)        (audited)
                                                                   -----------        -----------
ASSETS
CURRENT ASSETS                                                     $         -       $         -
                                                                   -----------       -----------

      TOTAL ASSETS                                                 $         -       $         -
                                                                   ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    11,000       $     4,500
                                                                   -----------       -----------

         TOTAL LIABILITIES                                              11,000             4,500
                                                                   -----------       -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
    20,000,000 shares authorized,
    -0- and -0- shares issued and outstanding                                -                 -

  Common stock, $.001 par value,
    50,000,000 shares authorized,
    28,000,000 and 27,000,000 shares issued and outstanding             28,000            27,000

  Additional paid in capital                                           266,331            11,631

  Deficit accumulated during the development stage                     (55,331)          (43,131)
                                                                   -----------       -----------
                                                                       239,000            (4,500)
  Less: Common stock subscribed                                       (250,000)              -0-
                                                                   -----------       -----------
    Total stockholders' equity                                         (11,000)           (4,500)
                                                                   -----------       -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY                         $         -       $         -
                                                                   ===========       ===========

                             PEGASUS AIR GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                       Cumulative
                                                    3-months         3-months         6-months         6-months          During
                                                      Ended            Ended            Ended           Ended          Development
                                                  June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004        Stage
                                                  -------------    -------------    -------------    -------------   -------------

REVENUE                                                  $    -          $    -           $    -          $    -          $    -

OPERATING EXPENSES
  Professional and consulting fees                         4,000               -            4,000               -          33,000
  Accounting fees                                          2,500               -            2,500               -           5,000
  Salary expense                                           2,400           2,400            4,800           4,800          14,568
  Rent                                                       450             450              900             900           2,763
                                                        --------        --------         --------        --------        --------
  TOTAL OPERATING EXPENSES                                 9,350           2,850           12,200           5,700          55,331
                                                        --------        --------         --------        --------        --------
LOSS FROM OPERATIONS                                      (9,350)         (2,850)         (12,200)         (5,700)        (55,331)
                                                        ========        ========         ========        ========        ========

NET LOSS                                                  (9,350)         (2,850)         (12,200)         (5,700)        (55,331)
                                                        ========        ========         ========        ========        ========

EARNINGS PER COMMON SHARE
    Basic                                                  NIL            NIL               NIL            NIL
                                                        =========      =========        =========       =========

    Fully diluted                                          NIL            NIL               NIL            NIL
                                                        =========      =========        =========       =========
Weighted average number of shares
    Basic                                              27,666,667     27,333,333       27,000,000      27,000,000

    Fully diluted                                      28,166,667     27,833,333       27,000,000      27,000,000


                             PEGASUS AIR GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                       Cumulative
                                                    3-months         3-months         6-months         6-months          During
                                                      Ended            Ended            Ended            Ended         Development
                                                  June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004        Stage
                                                  -------------    -------------    -------------    -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net (loss) earnings                               ($9,350)         ($2,850)        ($12,200)           ($5,700)       ($55,331)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Incorporation and organization                       -                -                -                  -          27,000
      Donated expense and service                      2,850            2,850            5,700              5,700          17,331
      Increase in accounts payable                     6,500                -            6,500                  -          11,000
                                                    --------         --------         --------           --------         -------
   Total adjustments                                   9,350            2,850           12,200              5,700          55,331
                                                    --------         --------         --------           --------         -------
   Net cash provided by (used) in operations        $      -         $      -         $      -           $      -         $     -
                                                    --------         --------         --------           --------         -------

NET INCREASE (DECREASE) IN CASH                     $      -         $      -         $      -           $      -         $     -

CASH, BEGINNING OF PERIOD                                  -                -                -                  -               -
                                                    --------         --------         --------           --------         -------
CASH, END OF PERIOD                                 $      -         $      -         $      -           $      -         $     -
                                                    ========         ========         ========           ========         =======


                                            PEGASUS AIR GROUP, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                             DECEMBER 19, 2003 (INCEPTION) TO JUNE 30, 2005


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                                   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, DECEMBER 19, 2003
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 Issuance of common stock
   to directors for services         700,000        700         -             -        700

  Issuance of common stock to
   entities and individuals
   for services                   26,300,000     26,300         -             -     26,300

  Donated expense and services             -          -       231             -        231

  Net loss during period                   -          -         -       (29,731)   (29,731)
                                -------------------------  --------  ------------  --------

BALANCE, DECEMBER 31, 2003        27,000,000    $27,000  $    231     $ (29,731)  $ (2,500)
(AUDITED)                         ==========  =========  =========  =============  =========

  Donated expense and services             -          -    11,400             -     11,400

  Net loss during period                   -          -         -       (13,400)   (13,400)
                                -------------------------  --------  ------------  --------

BALANCE, DECEMBER 31, 2004        27,000,000    $27,000  $ 11,631     $ (43,131)  $ (4,500)
(AUDITED)                         ==========  =========  =========  =============  =========

  Issuance of subscribed
   common stock                    1,000,000      1,000   249,000             -          -

  Donated expense and services             -          -     5,700             -      5,700

  Net loss during period                   -          -         -       (12,200)   (12,200)
                                -------------------------  --------  ------------  --------

BALANCE, JUNE 30, 2005            28,000,000    $28,000  $266,331     $ (55,331)  $(11,000)
(UNAUDITED)


There have been no issuances of preferred stock from inception (December 19, 2003)to June 30, 2005.

                              PEGASUS AIR GROUP, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three-months ended June 30, 2005 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2004 filed on Form 10-KSB on April 7, 2005.

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on December 19, 2003 through June 30, 2005. The Company does not have an established source of revenue sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

Since its inception, Pegasus has an accumulated loss of $55,331 for income tax purposes, which can be used to offset future taxable income through 2024. The potential tax benefit of this loss is estimated as follows:

               Future tax benefit       $8,300
               Valuation allowance      (8,300)
               Net tax benefit          $    0

At June 30, 2005, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

On May 1, 2005, 1,000,000 units were subscribed to by several individual investors by and through Pegasus's officers and directors. Each unit was comprised of one share of Pegasus's $.001 value voting common stock, one warrant to purchase one share of stock at a price of $.50 and one warrant to purchase one share of stock at a price of $1.00. The warrants expire on December 31, 2009. The units, and underlying stock, were registered with the Securities and Exchange Commission through a Form SB-2 Registration Statement.

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

NOTE D - GOING CONCERN

Pegasus's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Pegasus has incurred losses from its inception on December 19, 2003 through June 30, 2005. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

Results of Operations

     For the ease of reference, we refer to the three-months ended June 30, 2005 as the quarter ended June 30, 2005 and the period of six-months ended June 30, 2005 as the six-months ended June 30, 2005. Additionally, we refer to the three months ended June 30, 2004 as the quarter ended June 30, 2004 and the period of six-months ended June 30, 2004 as the six-months ended June 30, 2004. We reference the current fiscal year which ends on December 31, 2005 as fiscal 2005.

Revenues

     We have not generated any revenue since our inception on December 19, 2003. Furthermore, we do not anticipate generating any material revenue during the remainder of fiscal 2005.

Expenses

     Operating Expenses. Our operating expenses consist primarily of personnel expenses, professional fees, accounting fees and rent. These expenses totaled $9,350 for the quarter ended June 30, 2005, which was an increase of $6,500, or 228.1%, compared to $2,850 for the quarter ended June 30, 2004. This increase was attributable primarily to higher professional fees associated with complying with our Securities and Exchange Commission reporting requirements.

     For the six-months ended June 30, 2005, our operating expenses totaled $12,200, representing an increase of $6,500, or 114.0%, compared to $5,700 for the six-months ended June 30, 2004. This increase was attributable primarily to higher professional fees associated with complying with our Securities and Exchange Commission reporting requirements.

Operating Loss

     Our operating loss for the quarter ended June 30, 2005 was ($9,350), which represents a increase of $6,500, or 228.1%, compared to an operating loss of ($2,850) for the quarter ended June 30, 2004. This increase was attributable primarily to higher professional fees associated with complying with our Securities and Exchange Commission reporting requirements.

     For the six-months ended June 30, 2005 our operating loss was ($12,200), which represents a increase of $6,500, or 114.0%, compared to an operating loss of ($5,700) for the six-months ended June 30, 2004. This increase was attributable primarily to higher professional fees associated with complying with our Securities and Exchange Commission reporting requirements.

Net Loss

     We experienced a net loss of ($9,350), or NIL per share, for the quarter ended June 30, 2005, an increase of $6,500, or 228.1%, compared to a net loss of ($2,850), or NIL per share, for the quarter ended June 30, 2004. Our net loss for the six-months ended June 30, 2005 was ($12,200), or NIL per share, which represents an increase of $6,500, or 114.0%, compared to ($5,700), or NIL per share, for the six-months ended June 30, 2004. This increase was attributable primarily to higher professional fees associated with complying with our Securities and Exchange Commission reporting requirements.

Liquidity and Capital Resources

     Since our inception on December 19, 2003, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers.

     As of June 30, 2005, we had no cash or cash equivalents.

     As of June 30, 2005, we had financial obligations totaling $11,000, consisting of accounts payable of $11,000.

     We do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2005. We also expect to experience continued net losses for the remainder of fiscal 2005 and, most likely, into subsequent fiscal periods.


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

     As of May 1, 2005 we had completed the offering of our securities and have subscriptions from investors totaling $250,000. We anticipate we will receive the proceeds of these subscriptions during the course of fiscal 2005.

     Beyond this offering of our securities, we have not conducted any talks - preliminary or otherwise - with any prospective investors, broker/dealers, banks or other sources of funds. Nor do we have any specific plans on how we will raise additional capital in the future. However, such methods may include public or private sales of our equity, borrowings from institutions or individuals, venture capital, investments from possible angel investors, and other methods and/or sources that may become available to us.

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

                                   Pegasus Air Group, Inc.
                                   (Registrant)


Dated: July 27, 2005               By: /s/ Andrew L. Jones
                                       --------------------
                                       Andrew L. Jones
                                       President and CEO


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


Date: July 27, 2005           /s/ Andrew L. Jones
                              -------------------------------------------
                              Andrew L. Jones
                              President and Chief Executive Officer
                              Pegasus Air Group, Inc.




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


Date: July 27, 2005           /s/ Eric R. Boyer
                              -------------------------------------------
                              Eric R. Boyer
                              Treasurer, Secretary and Director
                              Pegasus Air Group, Inc.